Form 10-Q
period 2011-09-30
Noble China Holdings Ltd
filed 2011-11-15
CIK 1499325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were  400,000 shares of common stock issued and outstanding as of November 11, 2011.

NOBLE CHINA HOLDINGS LIMITED

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended September 30, 2011, and 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2011

Page(s)
Condensed Balance Sheets as of September 30, 2011 and June 30, 2011	F1

Condensed Statements of Operations for the three months ended September 30, 2011, and 2010 and the period of June 11, 2010 (Inception) to September 30, 2011	F2

Condensed Statements of Cash Flows for the three months ended September 30, 2011, and 2010 and the period of June 11, 2010 (Inception) to September 30, 2011	F3

Notes to the Unaudited Financial Statements	F4-5

Noble China Holdings Limited
(A Development Stage Company)
Balance Sheets

		September 30,	June 30,
		2011	2011
		(Unaudited)
ASSETS

Current assets
	Cash and cash equivalents	$770	$20
Total current assets		770	20

Total assets		$770	$20

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
	Note payable	$3,825	1,575
Total current liabilities		3,825	1,575

Total liabilities		$3,825	$1,575

Stockholders' (Deficit) Equity
	Preferred Stock: no par value, 100,000,000 shares authorized; none issued and outstanding as of September 30, 2011 and June 30, 2011	-	-
	Common Stock: no par value, 1,000,000,000 shares authorized, 400,000 shares issued and outstanding as of September 30, 2011 and June 30, 2011	6,000	6,000
	Deficit accumulated during the development stage	(9,055)	(7,555)
Total stockholders' (deficit) equity		(3,055)	(1,555)

Total liabilities and stockholders' (deficit) equity		$770	$20

See accompanying notes to financial statements
F-1
Noble China Holdings Limited
(A Development Stage Company)
Statements of Operations

	Three months ended September 30,		For the Period from Inception on June 11, 2010 to September 30, 2011
	2011	2010
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$-

Operating expenses
General and administrative	1,500	250	9,055
Total operating expenses	1,500	250	9,055

Income from operations	(1,500)	(250)	(9,055)

Interest and other income (expense)	-	-	-

Income before income taxes	(1,500)	(250)	(9,055)

Provision for income tax	-	-	-

Net loss	$(1,500)	$(250)	$(9,055)

Net loss per share common stock:
Basic	$(0.00)	$(0.00)

Weighted average shares outstanding	400,000	400,000

See accompanying notes to financial statements
F-2

Noble China Holdings Limited
(A Development Stage Company)
Statements of Cash Flows
	Three months ended September 30,		For the Period from June 11, 2010 (Inception) to September 30, 2011
	2011	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(1,500)	$(250)	$(9,055)
Adjustments to reconcile net loss to net
cash used by operating activities	-	-	-
Changes in operating assets and liabilities:
Accrued expenses	-	250	-
Net cash used or (provided) in operating activities	(1,500)	-	(9,055)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from sale of stock	-	-	6,000
Proceeds from note payable	2,250	-	3,825
Net cash provided by financing activities	2,250	-	9,825

Net change in cash	750	-	770

Cash at beginning of period	20	3,945	-

Cash at end of month	$770	$3,945	$770

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements
F-3

Noble China Holdings Limited

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2011, and 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2011

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 is not necessarily indicative of the operating results for the full years.

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

 F4

Noble China Holdings Limited

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended September 30, 2011, and 2010 and the

Period of June 11, 2010 (Inception) to September 30, 2011

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

NOTE 5 – NOTE PAYABLE FROM SHAREHOLDER – MILLENNIUM GROUP, INC.

The Company received loans from sole shareholder, Millennium Group, Inc. totaling $2,250 during the quarter ended September 30, 2011 to fund the operations. This non-interest bearing loan is unsecured and due on demand. As such it is included in current liabilities as of September 30, 2011. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

F5

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures and the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based upon on those evaluations, our Chief Executive officer, who is also our Chief Financial Officer, concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures and our internal control over financing reporting were effective.

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

NOBLE CHINA HOLDINGS LIMITED

Dated: November 11, 2011.	By:	/s/ Jeremy Mork
Jeremy Mork
President and Director
Principal Executive Officer